Form 10-Q
period 2026-09-30
Canary Staked TRX ETF
filed 2026-11-13
CIK 2064768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-43472

Canary Staked TRX ETF

(Exact name of Registrant as specified in its Charter)

Delaware	39-6956746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Canary Capital Group LLC	37027
8 Cadillac Drive, Suite 300	(Zip Code)
Brentwood, Tennessee
(Address of principal executive offices)

Registrant’s telephone number, including area code: (615) 200-0788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares of Beneficial Interest of Canary Staked TRX ETF (“Shares”)	TRXS	Cboe BZX Exchange, Inc.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ No ☒

The Registrant had 2,030,000 shares outstanding as of November 9, 2026.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CANARY STAKED TRX ETF

Statement of Assets and Liabilities

September 30, 2026 (Unaudited)*
ASSETS
Investment in TRX, at value (Note 2)	$50,702,113
Total Assets	$50,702,113

LIABILITIES
Payables
Payable to Sponsor (Note 3)	$33,508
Total Liabilities	33,508
NET ASSETS	$50,668,605

NET ASSETS CONSIST OF:
Paid-in capital	$50,752,878
Total distributable earnings (accumulated deficit)	(84,273)
Net Assets	$50,668,605

Net Asset Value (Unlimited shares authorized):
Net Assets	$50,668,605
Shares Outstanding^	2,030,000
Net Asset Value, Offering and Redemption Price per Share	$24.96

Investment in Crypto Currency, at cost	$50,816,972

*	No comparative periods have been presented as the initial share purchase date of the Trust was September 8, 2026.

^	No Par Value.

See accompanying notes to financial statements.

CANARY STAKED TRX ETF

Schedule of Investment (Unaudited)

September 30, 2026

Investment - 100.1%	Quantity*(a)	Fair Value
Crypto Currency - 100.1%
TRX	150,057,738	$50,702,113
TOTAL CRYPTO CURRENCY (Cost $50,816,972)	150,057,738	50,702,113
TOTAL INVESTMENT - 100.1% (Cost $50,816,972)		50,702,113
Liabilities in Excess of Other Assets - (0.1)%		(33,508)
TOTAL NET ASSETS - 100.0%		$50,668,605

Percentages are stated as a percent of net assets.

*	No comparative periods have been presented as the initial share purchase date of the Trust was September 8, 2026.

(a)	See Note 8 in Notes to the Financial Statements for information on the quantity of TRX staked.

See accompanying notes to financial statements.

CANARY STAKED TRX ETF

Statement of Operations

For the Period Ended September 30, 2026 (Unaudited)*(a)
INVESTMENT INCOME
Income:
Staking income	$76,103
Total Income	$76,103

Expenses:
Sponsor fees (Note 3)	$33,508
Staking fees (Note 8)	$12,009
Total Expenses	45,517
Sponsor fees waived (Note 3)	—
Net Expenses	45,517
Net investment income (loss)	$30,586

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENT

Net realized gain (loss) on:
Investment in crypto currency	$—
Net change in unrealized appreciation (depreciation) of:
Investment in crypto currency	(114,859)

Net realized and unrealized gain (loss) on investment	(114,859)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(84,273)

*	No comparative periods have been presented as the initial share purchase date of the Trust was September 8, 2026.

(a)	The initial share purchase date of the Trust was September 8, 2026.

See accompanying notes to financial statements.

CANARY STAKED TRX ETF

Statement of Changes in Net Assets

For the Period Ended September 30, 2026 (Unaudited)*(a)
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS
Net investment income (loss)	$30,586
Net realized gain (loss) on investment	—
Net change in unrealized appreciation (depreciation) of investment	(114,859)
Net increase (decrease) in net assets resulting from operations	(84,273)

CAPITAL SHARE TRANSACTIONS
Shares sold	50,752,878
Shares redeemed	—
Net increase (decrease) in net assets from capital share transactions	50,752,878
Total increase (decrease) in net assets	50,668,605

NET ASSETS
Beginning of Period	—
End of Period	$50,668,605

*	No comparative periods have been presented as the initial share purchase date of the Trust was September 8, 2026.

(a)	Initial share purchase date of Trust was September 8, 2026.

See accompanying notes to financial statements.

Canary Staked TRX ETF

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2026 (Unaudited)

1.	Organization

The Canary Staked TRX ETF (the “Trust”) is a Delaware statutory trust, formed on April 8, 2025, pursuant to the Delaware Statutory Trust Act. The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust that may be purchased and sold on the Cboe BZX Exchange, Inc. (the “Exchange”) under the symbol “TRXS.” The Trust operates pursuant to a Trust Agreement, as amended and/or restated from time to time (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Canary Capital Group LLC (the “Sponsor”).

The Trust is an exchange-traded fund that issues shares of beneficial interest (the “Shares”) that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of TRX (“TRX”) held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional TRX through the validation of transactions in the Tron network’s (the “Tron Network”) proof-of-stake (“PoS”) process. In seeking to achieve its investment objectives, the Trust holds TRX and establishes its net asset value (“NAV”) on each business day by reference to the CoinDesk Tron Benchmark 60m NY Rate (the “Pricing Benchmark”). The Pricing Benchmark is calculated by CoinDesk Indices (the “Benchmark Provider”) based on a 60-minute time-weighted average price of the CoinDesk Tron Benchmark Rate (the “Underlying Index”), which is an aggregation of executed trade flow of major TRX trading platforms (“Constituent Platforms”). The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

On September 8, 2026 (the “Seeding Date”), Canary Capital Group, Inc. (the “Seed Capital Investor”), an affiliate of the Sponsor, purchased 10,000 Shares of the Trust at a per-Share price of $25.00 (the “Seed Shares”). The Seed Shares were paid for in-kind with TRX valued at $250,000, based on the TRX-USD price established by the Pricing Benchmark on the Seeding Date. The Shares commenced trading on the Exchange on September 9, 2026.

2.	Significant Accounting Policies

Basis of Presentation

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of these financial statements. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in U.S. dollars. The Trust’s financial statements were prepared using the accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies. The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose. The Trust is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended. The Trust follows the significant accounting policies described below.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest-bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Investment Transactions and Investment Income

The Trust purchases TRX upon the creation of Shares and sells TRX upon the redemption of Shares. Transactions are recorded on a trade date basis. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the statement of operations in the period in which the sale occurred or the changes in unrealized gains (losses) occurred.

Income Taxes

The Sponsor takes the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gains, losses and deductions will “flow through” to each beneficial owner of Shares. If the Trust were not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets, with respect to staking and including forks, airdrops and similar occurrences for U.S. federal income tax purposes, there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits.

Digital Asset Trading Platform Valuation

US GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

The Trust identifies and determines the TRX principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 – Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of TRX based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Trust’s determination of the principal market.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust’s assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The following table presents information about the Trust’s assets measured at fair value:

	Level 1	Level 2	Level 3	Total
September 30, 2026 (Unaudited)*
Assets
Investment in TRX	$50,702,113	$—	$—	$50,702,113

There were no transfers between levels for the period ended September 30, 2026.

*	No comparative periods have been presented as the initial share purchase date of the Trust was September 8, 2026.

The following table summarizes activity in TRX for the period from September 8, 2026 (initial share purchase date) through September 30, 2026:

	TRX	Fair Value
Beginning balance as of September 8, 2026	—	$—
TRX purchased	1,476,315	502,879
TRX earned from staking, net of Staking Fees	189,331	64,094
TRX sold for the redemption of Shares	—	—
TRX contributed in-kind for the creation of Shares	148,392,092	50,249,999
TRX distributed in-kind for the redemption of Shares	—	—
TRX transferred to pay the Sponsor fee	—	—
Net change in unrealized appreciation (depreciation) in TRX	—	(114,859)
Net realized gain (loss) on investment in TRX transferred to pay Sponsor fee	—	—
Net realized gain (loss) on investment in TRX sold for redemptions	—	—
Ending balance as of September 30, 2026 (Unaudited)*	150,057,738	$50,702,113

*	No comparative period has been presented as the initial share purchase date of the Trust was September 8, 2026.

Calculation of NAV

The Administrator, defined below, determines the NAV of the Trust on each day that the Exchange is open for regular trading, as promptly as practicable after 4:00 p.m. ET. The NAV of the Trust is the aggregate value of the Trust’s assets less its accrued but unpaid liabilities (which include accrued expenses). In determining the Trust’s NAV, the Administrator values TRX held by the Trust based on the price set by the Index as of 4:00 p.m. ET. The Administrator also determines the NAV per Share. For purposes of the Trust’s financial statements, the Trust utilizes a pricing source that is consistent with GAAP, as of the financial statement measurement date, which may result in valuations that differ from the Trust’s daily NAV calculations. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP.

The Trust’s NAV per Share is calculated by taking the current fair value of its total assets, subtracting any liabilities, and dividing that total by the number of Shares.

Segment Reporting

The Trust operates through a single operating and reporting segment with a primary objective of providing exposure to the price of TRX held by the Trust, less the expenses of the Trust’s operations and other liabilities. The Trust’s chief operating decision maker (“CODM”) is the Principal Executive Officer. The CODM monitors the operating results of the Trust and the Trust’s long-term strategic asset allocation is predetermined in accordance with the terms of its prospectus, based on the defined investment strategy against which the CODM assesses the Trust’s performance. In addition to other metrics, the CODM uses net increase (decrease) in net assets resulting from operations as a key metric to assess the Trust’s performance.

3.	Trust Expenses and Other Agreements

(a) Sponsor

The Trust pays the Sponsor an annual unified fee of 1.10% of the Trust’s TRX Holdings (the “Sponsor Fee”). The Trust’s “TRX Holdings” is the quantity of the Trust’s TRX plus any cash or other assets held by the Trust represented in TRX as calculated using the Index Price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in TRX as calculated using the Index Price. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. The Administrator calculates the Sponsor Fee in respect of each day by reference to the prior day’s TRX Holdings. Except for periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee accrues daily in TRX and is payable monthly in TRX or cash. To the extent there are any on-chain transaction fees incurred in connection with the transfers of TRX to pay the Sponsor Fee, the Sponsor, and not the Trust, shall bear such fees. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees, and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver.

As partial consideration for its receipt of the Sponsor Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs up to $200,000 per fiscal year, excluding taxes, but including: (i) the fees of the Trust’s third-party service providers, including, but not limited to, the Marketing Agent, the Administrator, the Custodian, the Transfer Agent, the Cash Custodian, the Index Provider, and the Trustee, (ii) the fees and expenses related to the listing, quotation or trading of the Shares on the Exchange (including customary legal, marketing and audit fees and expenses), (iii) legal fees and expenses incurred in the ordinary course, (iv) audit fees, (v) regulatory fees, including, if applicable, any fees relating to the registration of the Trust and Shares, including any ongoing filings related to the offering of Shares, under the 1933 Act or the 1934 Act, (vi) printing and mailing costs, (vii) costs of maintaining the Trust’s website and (viii) applicable license fees (each, a “Sponsor-paid Expense” and collectively, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Extraordinary Expense (as defined below) will not be deemed to be a Sponsor-paid Expense. Expenses in excess of the $200,000 cap (“Excluded Expenses”) shall be borne by the Trust and will reduce the Trust’s NAV. The Sponsor has also assumed all fees and expenses related to the organization and offering of the Trust and the Shares.

The Trust may incur certain extraordinary, nonrecurring expenses that are not Sponsor-paid Expenses, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of TRX, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of TRX to pay Extraordinary Expenses or Excluded Expenses, the Trust will bear such fees, but to the extent there are any on-chain transaction fees incurred in connection with the transfers of TRX to pay the Sponsor Fee or any Sponsor-paid Expenses, the Sponsor, and not the Trust, shall bear such fees.

To the extent it does not have cash readily available, the Sponsor will cause the transfer or sale of TRX in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of cash redemption proceeds to Authorized Participants (as defined below). The Trust will seek to transfer or sell TRX at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in TRX, the amount of TRX transferred or sold may vary from time to time depending on the actual sales price of TRX relative to the Trust’s expenses and liabilities (e.g., if the price of TRX falls, the amount of TRX needed to be transferred or sold to pay an expense or liability denominated in U.S. dollars will increase). To the extent the Trust must buy or sell TRX, the Trust may do so through a third-party digital asset broker or dealer. The Sponsor will select third party brokers or dealers that it believes have implemented adequate AML, KYC and other legal compliance policies and procedures.

Under the terms of each Authorized Participant Agreement, the Authorized Participants will be responsible for any brokerage or transaction costs associated with the sale or transfer of TRX incurred in connection with the fulfillment of a creation or redemption order.

(b)	Administrator, Custodian and Transfer Agent

U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (the “Administrator” and “Transfer Agent”) serves as administrator, transfer agent and accounting agent of the Trust pursuant to a Fund Servicing Agreement. BitGo Bank & Trust, N.A. (the “Custodian”) serves as the Trust’s TRX Custodian. Under the BitGo Custodial Services Agreement, the Custodian is responsible for safekeeping all the Trust’s TRX. The Custodian was selected by the Sponsor. The Sponsor is responsible for opening accounts with the Custodian that hold the Trust’s TRX (the “TRX Accounts”), as well as facilitating the transfer or sale of TRX required for the operation of the Trust.

U.S. Bank, N.A., an affiliate of the Administrator and Transfer Agent serves as the cash custodian for the Trust (the “Cash Custodian”). The Cash Custodian is responsible for safekeeping all cash and other non-TRX assets of the Trust.

(c)	Marketing Agent

Paralel Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”) and is responsible for reviewing and approving the marketing materials, including the Trust’s website, prepared by the Sponsor for compliance with applicable SEC and Financial Industry Regulatory Authority, Inc. (“FINRA”) advertising laws, rules, and regulations pursuant to a marketing agreement with the Trust. The Marketing Agent is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and a member of FINRA. With the assistance of the Marketing Agent, the Sponsor developed a marketing plan for the Trust, prepared marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis.

(d)	Principal Financial Officer

Employees of PINE Advisors LLC (“PINE”) serve as officers of the Trust. In consideration for these services, the Sponsor pays PINE an annual fee. The Sponsor also reimburses PINE for certain out-of-pocket expenses.

4.	Capital Share Transactions

The Trust is an exchange-traded product. The Trust issues Shares on a continuous basis and, when the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (a “Basket”) based on the quantity of TRX attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities). Certain financial firms are authorized to purchase or redeem Shares of the Trust (“Authorized Participants”).

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. Creation orders may be denominated and settled in an amount of TRX (“In-Kind Creation Order”) or in cash (“Cash Creation Order”). By placing an In-Kind Creation Order, an Authorized Participant agrees to facilitate the deposit of TRX with the Custodian, either directly or indirectly through an Authorized Participant Designee. By placing a Cash Creation Order, an Authorized Participant agrees to facilitate the deposit of cash with the Cash Custodian. An Authorized Participant may not withdraw a creation order without the prior consent of the Sponsor in its discretion.

The manner by which redemptions are made is dictated by the terms of the Authorized Participant Agreement. Redemption orders are denominated and settled either in-kind (“In-Kind Redemption Order”) or in cash (“Cash Redemption Order”). By placing a redemption order, an Authorized Participant agrees to facilitate the deposit of Shares with the Transfer Agent. If an Authorized Participant fails to consummate the foregoing, the order will be cancelled or delayed until the required Shares have been received. An Authorized Participant may not withdraw a redemption order without the prior consent of the Sponsor in its discretion.

Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices, which depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Shareholders who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares of the Trust.

Shareholders who decide to buy or sell Shares of the Trust place their trade orders through their brokers and incur customary brokerage commissions and charges.

Only Authorized Participants may place orders to create and redeem baskets through the Transfer Agent. The Transfer Agent coordinates with the Trust’s custodian to facilitate settlement of the Shares.

Share activity for the period from September 8, 2026 (initial share purchase date) to September 30, 2026 was as follows:

	Period Ended September 30, 2026 (Unaudited)*
	Number of Shares	Value of Shares
Creations	2,030,000	$50,752,878
Redemptions	—	—
Net change in Shares created and redeemed	2,030,000	$50,752,878

*	No comparative periods have been presented as the initial share purchase date of the Trust was September 8, 2026.

5.	Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the period from September 8, 2026 (initial share purchase date) to September 30, 2026. The total return at NAV is based on the change in NAV of a Share during the period, and the total return at market value is based on the change in market value of a Share on the Exchange during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Period Ended September 30, 2026 (Unaudited)*(a)
Net Asset Value, Beginning of Period	$25.00
Net Investment Income (Loss)(b)	0.03
Net Realized and Unrealized Gain (Loss) on Investment(c)	(0.07)
Net Increase (Decrease) in Net Asset Value Resulting from Operations	(0.04)
Net Asset Value, End of Period	$24.96
Market Value Per Share (d)	$24.99
Total Return at Net Asset Value(e)	-0.16%
Total Return at Market Value(d)(e)	-0.04%

Ratios to Average Net Assets:(f)
Expense Ratio(g)	1.49%
Net Investment Income (Loss)	1.00%

*	No comparative periods have been presented as the initial share purchase date of the Trust was September 8, 2026.

(a)	The initial share purchase date of the Trust was September 8, 2026.
(b)	Net investment income (loss) per share represents net investment income (loss) divided by the daily average shares of beneficial interest outstanding during the period.
(c)	Due to timing of capital share transactions, per share amounts may not compare with amounts appearing elsewhere within these Financial Statements.
(d)	Market values are determined at the close of the applicable primary listing exchange, which may be later than when the Trust’s net asset value is calculated.
(e)	Not annualized.
(f)	Annualized.
(g)	Includes staking fees of 0.39%. Excluding staking fees, the expense ratio was 1.10%.

6.	Related Parties

The Sponsor is considered to be a related party to the Trust. The Trust's operations are supported by its Sponsor. As of September 30, 2026, the Sponsor did not own any Shares of the Trust. As of September 30, 2026, the Seed Capital Investor, an affiliate of the Sponsor, held 10,000 Shares of the Trust. The Sponsor also receives a portion of the Staking Fees, as described in Note 8. For the period from September 8, 2026 (initial share purchase date) to September 30, 2026, the Sponsor received $12,009 in Staking Fees, which are reflected as Staking Fees on the Statements of Operations.

7.	Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts that contain a variety of general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust which have not yet occurred and cannot be predicted with any certainty. However, the Sponsor believes the risk of loss under these arrangements to be remote. There were no commitments or contingencies required to be disclosed as of the date of the financial statements.

8.	TRX Staking

Under normal circumstances, the Sponsor will seek to stake all of the Trust’s TRX through one or more staking providers (each, a “Staking Provider”) except for TRX reserved by the Sponsor in its sole discretion to facilitate foreseeable redemption transactions, pay Trust expenses or otherwise protect the Trust and its assets. The Sponsor anticipates that at least 90% of the Trust’s TRX will be staked under normal circumstances. In consideration for any staking activity in which the Trust may engage, the Trust will receive a portion of the staking rewards generated by a Staking Provider. The initial Staking Provider for the Trust is Luganodes.

The Sponsor will cause the Trust’s TRX to be staked on the Tron Network through the Custodian that connects to a verified validator node on the Tron Network maintained by the Staking Provider. As a result of the Trust’s participation in the Staking Program, the Trust expects to receive certain staking rewards of TRX, which may be treated for federal income tax purposes as income to the Trust (see “Income Taxes” in Note 2). The Trust itself will not engage in staking activities, including operation of a validator node. Instead, the Staking Program is administered by the Sponsor through the utilization of service providers, including the Custodian and the Staking Provider, and the Trust has no direct contractual relationship with the Staking Provider. The Staking Provider exercises no discretion as to the amount of the Trust’s TRX to be staked or timing of the staking activities (other than as is incidental in establishing or deactivating validator nodes). The Custodian will maintain exclusive possession and control of the private keys associated with any staked TRX at all times. Staked TRX is locked and inaccessible until unbonded, a process which takes 14 days. As of September 30, 2026, 134,822,341 TRX were staked, representing a fair value of $45,554,312 which is included in Investment, at fair value on the Statement of Assets and Liabilities.

Staking rewards represent variable consideration, as the amount of rewards is not known until the applicable validation activities are completed, and the Trust receives rewards in its custodial account. The contract term is the length of each staking epoch. The staking epoch for the Tron Network is six hours. Staking rewards are recognized as income when the Trust satisfies its performance obligations (i.e., the Trust’s validator successfully validates blocks or transactions as determined by the protocol) ratably over the contract term. Staking rewards are received in TRX, which represents non-cash consideration. Non-cash consideration is measured at fair value at the inception of each contract (i.e., the beginning of each staking epoch). Because the Trust is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after Staking Fees (as defined below) are deducted. As such, the Trust presents staking income on a net basis, reflecting only the portion of protocol rewards to which it is entitled.

Staking rewards generated by the Staking Program are subject to fees associated with the Staking Program, which are shared among the Staking Providers, the Sponsor, and the Custodian. The amounts owed or paid by the Trust for the Staking Program are collectively referred to as the “Staking Fees.” The aggregate Staking Fees, which include any fees of the Custodian, the Staking Providers, and the Sponsor, will not exceed 20% of the TRX staking rewards generated by the Staking Program. For the period from September 8, 2026 (initial share purchase date) to September 30, 2026, the aggregate Staking Fees were 20% of the TRX staking rewards generated by the Staking Program, of which $12,009 was received by the Sponsor (see Note 6). The Staking Fees reduce the amount of TRX received by the Trust from the Staking Program, and staking income is presented net of a 5% validator fee payable to the Staking Provider, which is included in the aggregate Staking Fees. For the period from September 8, 2026 (initial share purchase date) to September 30, 2026, the Trust generated $76,103 in staking income, as presented on the Statements of Operations.

9.	Concentration Risk

Substantially all of the Trust’s assets are holdings of TRX, which creates a concentration risk associated with fluctuations in the price of TRX. Accordingly, a decline in the price of TRX will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of TRX include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

10.	Subsequent Events

The Sponsor has evaluated subsequent events through the date the financial statements were issued. Based on this evaluation, no adjustments or disclosures to the financial statements were required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust’s unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with GAAP.

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Canary Staked TRX ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the plans of Canary Capital Group LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

● the special considerations discussed in this Quarterly Report;

● general economic, market and business conditions;

● technology developments regarding the use of TRX and other digital assets, including the systems used by the Sponsor and the Trust’s custodians in their provision of services to the Trust;

● changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies;

● other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto; and

● any additional factors discussed in this Quarterly Report, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

Should one or more of these factors or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Overview of the Trust

The Trust is an exchange-traded fund that issues Shares that are listed and trade on the Exchange. The Trust’s investment objective is to seek to provide exposure to the price of TRX held by the Trust, less the expenses of the Trust’s operations and other liabilities. A secondary investment objective is for the Trust to earn additional TRX through the validation of transactions in the Tron network’s (the “Tron Network”) proof-of-stake (“PoS”) process. In seeking to achieve its investment objectives, the Trust holds TRX and establishes its NAV on each business day by reference to the Pricing Benchmark. The Pricing Benchmark is calculated by the Benchmark Provider based on a 60-minute time-weighted average price of the Underlying Index, which is an aggregation of executed trade flow of Constituent Platforms. The Benchmark Provider publishes the Pricing Benchmark. The Trust is sponsored by the Sponsor.

The Shareholders of the Trust take no part in the management or control, and have no voice in, the Trust’s operations or business. Except to elect a successor Sponsor upon the resignation of the Sponsor or as otherwise required by laws of the state of Delaware, Shareholders have no voting rights under the Trust Agreement.

Liquidity and Capital Resources

The Trust typically does not hold a cash balance except in connection with the creation and redemption of “Baskets” (i.e., blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. The Trust pays the Sponsor an annual unified fee of 1.10% of the Trust’s TRX Holdings (the “Sponsor Fee”). The Trust’s “TRX Holdings” is the quantity of the Trust’s TRX plus any cash or other assets held by the Trust represented in TRX as calculated using the Pricing Benchmark price, less its liabilities (which include estimated accrued but unpaid fees and expenses) represented in TRX as calculated using the Pricing Benchmark price.

The Trust may also incur certain extraordinary, nonrecurring expenses that are not assumed by the Sponsor, including, but not limited to, brokerage and transaction costs associated with the sale or transfer of TRX, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust, the Trust’s assets, or the interests of Shareholders, any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Extraordinary Expenses”). To the extent on-chain transaction fees are incurred in connection with transfers or sales of TRX to pay Extraordinary Expenses, the Trust will bear such fees.

To the extent it does not have cash readily available, the Sponsor shall cause the transfer or sale of TRX in such quantity as may be necessary to permit the payment of Trust expenses and liabilities not assumed by the Sponsor or for payment of redemption proceeds to Authorized Participants. The Trust does not bear any costs associated with the transfer or sale of TRX to pay the Sponsor Fee. To the extent the Trust incurs any Extraordinary Expenses, the Trust will bear the costs of any transfers or sales of TRX to pay such expenses. The Trust seeks to transfer TRX at such times and in the smallest amounts required to permit such payments as they become due. With respect to transfers or sales necessary to pay Trust expenses and liabilities that are denominated other than in TRX, the amount of TRX transferred or sold may vary from time to time depending on the actual sales price of TRX relative to the Trust’s expenses and liabilities (e.g., if the price of TRX falls, the amount of TRX needed to be transferred or sold to pay an expense denominated in U.S. dollars will increase). To the extent the Trust must buy or sell TRX, the Trust may do so through a third-party digital asset broker or dealer. When the Trust buys or sells TRX, the Sponsor seeks quotes from its TRX trading counterparties. Such transactions are typically conducted over the counter rather than over a trading platform or similar order matching service. The Sponsor selects third party brokers or dealers that it believes have implemented adequate AML, KYC and other legal compliance policies and procedures.

Results of Operations*

Period from Inception (September 8, 2026) through September 30, 2026

The Trust’s net asset value increased from $250,000 at September 8, 2026 (initial share purchase date), to $50,668,605 at September 30, 2026. The change in the Trust’s net assets resulted from an increase in outstanding Shares, which rose from 10,000 at September 8, 2026, to 2,030,000 at September 30, 2026, as a result of 2,020,000 Shares being created and no Shares being redeemed since inception, and a decrease in the value of TRX, which depreciated -0.22% from $0.3386 at September 8, 2026, to $0.3379 at September 30, 2026.

The net asset value per Share decreased -0.16% from $25.00 at September 8, 2026, to $24.96 at September 30, 2026.

The net asset value per Share of $25.41 at September 21, 2026, was the highest since inception, compared with a low of $24.55 at September 15, 2026.

The decrease in net assets from operations for the period from inception (September 8, 2026) through September 30, 2026, was $(84,273), resulting from a net change in unrealized appreciation/depreciation on the Trust’s TRX investment of $(114,859), staking income of $76,103, Staking Fees paid to the Sponsor of $12,009.

* No comparative periods have been presented as the initial share purchase date of the Trust was September 8, 2026.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the FASB ASC Topic 820 and utilize an exchange-traded price from the Trust’s principal market for TRX on the Trust’s financial statement measurement date. The Sponsor determined in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust engaged a third-party vendor to obtain a price from a principal market for TRX, which was determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is deemed a Level 1 input in accordance with ASC Topic 820 because it is a quoted price in active markets for identical assets or liabilities.

Investment Company Considerations

The Trust follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for TRX. The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose. The Trust is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to “Smaller Reporting Companies,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its 1934 Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Trust to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Trust, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Trust concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable to Smaller Reporting Companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)	On September 8, 2026, the Seed Capital Investor purchased 10,000 Seed Shares in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). Total proceeds to the Trust from the sale of the Seed Shares was $250,000 in TRX. The Seed Capital Investor acted as a statutory underwriter in connection with the Seed Shares.

b)	Not applicable.

c)	The Trust does not purchase Shares directly from its Shareholders. The Trust did not redeem any Baskets in connection with Baskets held by Authorized Participants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

a)	All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

b)	Not applicable.

c)	No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description
3.1**	First Amended and Restated Trust Agreement, incorporated by reference to Exhibit 3.1.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 31, 2026

3.2**	Certificate of Trust, incorporated by reference to Exhibit 3.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on April 18, 2025

10.1**	Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.2**	Marketing Agent Agreement, incorporated by reference to Exhibit 10.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.3**	BitGo Custodial Services Agreement (Custody Agreement), incorporated by reference to Exhibit 10.3 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.4.1**	Fund Accounting Servicing Agreement, incorporated by reference to Exhibit 10.4.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.4.2**	Eighth Amendment to the Fund Accounting Servicing Agreement, incorporated by reference to Exhibit 10.4.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.5.1**	Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.5.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.5.2**	Eighth Amendment to the Fund Administration Servicing Agreement, incorporated by reference to Exhibit 10.5.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.6.1**	Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.6.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.6.2**	Eighth Amendment to the Transfer Agent Servicing Agreement, incorporated by reference to Exhibit 10.6.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.7**	Sponsor Agreement, incorporated by reference to Exhibit 10.7 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on August 19, 2026

10.8.1**	Custody Agreement (Cash Custody Agreement), incorporated by reference to Exhibit 10.8.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.8.2**	Eighth Amendment to the Custody Agreement (Cash Custody Agreement), incorporated by reference to Exhibit 10.8.2 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.9**	Service Schedule No. 3, incorporated by reference to Exhibit 10.9 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

10.9.1**	CoinDesk Indices Master License Agreement, incorporated by reference to Exhibit 10.9.1 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on August 19, 2026

10.10**	Agreement with Solactive, incorporated by reference to Exhibit 10.10 of the Trust’s Registration Statement on Form S-1 (File No. 333-286628) filed on July 24, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canary Staked TRX ETF

Date: November 13, 2026

By: /s/ Steven McClurg
Name: Steven McClurg
Title: Chief Executive Officer (Principal Executive Officer)*

By: /s/ Starr Frohlich
Name: Starr Frohlich
Title: Principal Financial and Accounting Officer

* The Registrant is a trust and this person is signing in their capacity as an officer of Canary Capital Group LLC, the Sponsor of the Registrant.